Form 10QSB
period 1998-03-31
NETWORK HOLDINGS INTERNATIONAL INC
filed 1998-10-09
CIK 1061233

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                        OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                          Commission file number: 000-24265

                         NETWORK HOLDINGS INTERNATIONAL, INC.
               (Name of small business issuer specified in its charter)

                Delaware                                         65-0794980
     ---------------------------------                       -------------------
     (State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

     2701 West Oakland Park Boulevard, Suite 305, Fort Lauderdale, Florida 33311
     ---------------------------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                     954-453-3400
                   ------------------------------------------------
                   (Issuer's telephone number, including area code)


            Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each exchange
          Title of each class                               on which registered
          -------------------                              ---------------------
                None                                                None

            Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $0.001 par value per share
                  --------------------------------------------------
                                  (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                ---       ---
The number of shares outstanding of the issuer's Common Stock as of October 1, 1998 was 36,601,591 shares.

Transactional Small Business Disclosure Format (Check one): Yes       No   X
                                                                ---       ---
     THIS QUARTERLY REPORT ON FORM 10-QSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                         PART I--FINANCIAL INFORMATION


Item 1.   Financial Statements

NETWORK HOLDINGS INTERNATIONAL, INC.
AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEET
9 MONTHS ENDED MARCH 31, 1998 (UNAUDITED)



                                     ASSETS

                                                           March 31,
                                                             1998
                                                         -----------
                                                         (unaudited)
CURRENT ASSETS
   Cash                                                  $   127,887
   Other Receivables                                         125,273
   Inventory (See attached schedule)                         658,517
   Prepaid Expenses                                           10,134
                                                         -----------

          Total Current Assets                               921,811
                                                         -----------

Property and Equipment, net of accumulated
   depreciation and amortization                           1,352,376
                                                         -----------

OTHER ASSETS
   Restricted cash                                            70,127
   Deposits                                                    4,041
                                                         -----------

          Total Other Assets                                  74,168
                                                         -----------

                  TOTAL ASSETS                           $ 2,348,356
                                                         -----------
                                                         -----------

NETWORK HOLDINGS INTERNATIONAL, INC.
AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEET
9 MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          March 31,
                                                            1998
                                                        -----------
                                                        (unaudited)
CURRENT LIABILITIES
   Accounts payable                                     $ 1,769,725
   Accrued expenses                                       5,153,499
   Line of credit - Related Party                         8,551,744
   Current portion of note payable                          552,500
                                                        -----------

          Total Current Liabilities                      16,027,468

NOTE PAYABLE, net of current portion                         35,979
                                                        -----------

          Total Liabilities                              16,063,447
                                                        -----------

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value,
       70,000,000 Shares authorized,
       10,649,127, and 36,562,325 (unaudited)
       shares issued and outstanding                         36,562
   Treasury Stock, 6500 shares at cost                      (22,500)
   Additional paid-in-capital                             8,888,861
   Accumulated Deficit                                  (22,618,015)
                                                        -----------

          Total Shareholders' Equity                    (13,715,092)
                                                        -----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
             DEFICIT                                    $ 2,348,355
                                                        -----------
                                                        -----------

                    NETWORK HOLDINGS INTERNATIONAL, INC.
                              AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND
             NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                          3 Months Ended                                 9 Months Ended
                                                 ----------------------------------            ----------------------------------
                                                             March 31,                                      March 31,
                                                 ----------------------------------            ----------------------------------
                                                    1998                   1997                    1998                  1997
                                                 -----------            -----------            -----------           ------------
                                                 (unaudited)            (unaudited)            (unaudited)            (unaudited)
Sales                                            $   414,766            $ 6,808,197            $ 1,280,344           $ 23,341,881

Cost of Sales                                         52,841                707,939                212,075              1,896,644
                                                 -----------            -----------            -----------           ------------

Gross Profit                                         361,924              6,100,258              1,068,269             21,445,237
                                                 -----------            -----------            -----------           ------------

Operating expenses
   Selling expense                                   525,769              1,452,218              1,571,437             19,749,464
   General & administrative expense                  616,486              7,710,370              3,102,283             11,789,159
                                                 -----------            -----------            -----------           ------------

          Total operating expenses                 1,142,255              9,162,588              4,673,720             31,538,623
                                                 -----------            -----------            -----------           ------------

Loss from operations                                (780,330)            (3,062,330)            (3,605,451)           (10,093,386)
                                                 -----------            -----------            -----------           ------------

Other income (expense)
Interest income                                        4,109                 (1,111)                 5,261                  3,407
Interest expense                                    (379,240)                13,102               (651,963)                     0
                                                 -----------            -----------            -----------           ------------
          Total other income (expense)              (375,131)                11,991               (646,702)                 3,407
                                                 -----------            -----------            -----------           ------------

Loss before provision for income
  taxes                                           (1,155,461)            (3,050,339)            (4,252,153)           (10,089,979)
                                                 -----------            -----------            -----------           ------------

Provision for income taxes                                 0                                             0
                                                 -----------            -----------            -----------           ------------
Net Loss                                         $(1,155,461)           $(3,050,339)           $(4,252,153)          $(10,089,979)
                                                 -----------            -----------            -----------           ------------
                                                 -----------            -----------            -----------           ------------

Loss per share
  Basic                                          $     (0.03)           $     (0.29)           $     (0.12)          $      (0.95)
                                                 -----------            -----------            -----------           ------------
                                                 -----------            -----------            -----------           ------------

  Diluted                                        $     (0.03)           $     (0.29)           $     (0.12)          $      (0.95)
                                                 -----------            -----------            -----------           ------------
                                                 -----------            -----------            -----------           ------------

Weighted-average common shares
  outstanding                                     36,549,587             10,609,875             34,534,860              9,521,394
                                                 -----------            -----------            -----------           ------------
                                                 -----------            -----------            -----------           ------------

                    NETWORK HOLDINGS INTERNATIONAL, INC.
                              AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           FOR NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                      9 Months Ended
                                                       -------------------------------------------
                                                                         March 31,
                                                       -------------------------------------------
                                                           1998                            1997
                                                       -----------                     -----------
                                                       (unaudited)                     (unaudited)
Cash flows from operating activities

Net Cash used in operating activities                   (6,225,921)                     (1,410,471)
                                                       -----------                     -----------

Cash flows from investing activities
  Purchase of property and equipment                      (109,997)                     (1,375,020)
                                                       -----------                     -----------

Net cash used in investing activities                     (109,997)                     (1,375,020)
                                                       -----------                     -----------

Cash flows from financing activities
  Proceeds from long-term debt and
    line of credit                                       6,398,012
    Issuance of common stock                                                             2,030,325
    Purchase of Treasury Stock                               2,188
                                                       -----------                     -----------

Net cash provided by financing activities                6,400,200                       2,030,325
                                                       -----------                     -----------

Net increase (decrease) in cash                             64,282                        (755,166)

Cash, beginning of period                                   63,605                         783,877
                                                       -----------                     -----------

Cash, end of period                                    $   127,887                     $    28,711

NETWORK HOLDINGS INTERNATIONAL, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     Network Holdings International, Inc. (the Company), a Delaware corporation, (formerly TravelMax International, Inc., a Utah corporation; originally incorporated in California on July 12, 1995) through its subsidiaries: (i) develops, markets and distributes travel and leisure related products; (ii) markets travel related services; and (iii) engages in certain charity oriented business activities. The Company's products and services are marketed through a national network marketing system in which Independent Representatives, who are independent contractors, purchase the products for their own use, sale to other Independent Representatives or sale to new customers.

     Since April 1997, the Company's cash flow requirements have been met by the line of credit extended by a related party. No assurance can be given that this source of financing will continue to be available to the Company. The operations of the Company are absolutely dependent on infusion of this debt capital. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital needs, it may have to curtail its business sharply or cease business altogether.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary after the elimination of intercompany accounts and transactions.

INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations.

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of their operations, and cash flows for the periods presented. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of results for the entire year ended June 30, 1998.

NETWORK HOLDINGS INTERNATIONAL, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------

INVENTORIES

     Inventories consist of product and merchandise held for resale and is stated at the lower of cost (on the first-in, first out basis) or market.

     Inventories consisted of the following:

                                                     March 31,
                                                       1998
                                                     ---------
Products                                             $ 407,520
Merchandise                                             11,941
Phone Cards                                            239,056
                                                     ---------
                 Total                               $ 658,517

LINE OF CREDIT AND NOTE PAYABLE

     The Company entered into an agreement on April 21, 1997 with a non-bank affiliate for an $11,500,000 as amended, revolving line of credit. The line accrues interest at 10%, and is due April 21, 1999. Principal payments on this line have been deferred by the affiliated entity. As of March 31, 1998, the Company had drawn on the line for $8,551,744 (unaudited) with accrued interest of $85,314 (unaudited).

     Subsequent to December 31, 1997, the Company had drawn amounts in excess of the limits of the line. The line has been amended to reflect the increased borrowing level. The line is secured by substantially all of the assets of the Company, and should this financing cease, it may curtail its business sharply or cease business altogether.

     On November 20, 1997, the Company entered into a loan agreement with a bank in the amount of $765,000. The loan is a variable rate loan with an initial interest rate of 9.5% and matures on May 1, 1999, requiring payments of principal in the amount of $42,500, plus accrued interest. The purpose of the loan is to provide funds to process credit card chargebacks. The first payment was due on December 31, 1997 and paid in January 1998. The payment was made out of funds from the related party line of credit which increased the amount owed to the related party. The note requires principal payments of $297,500 during fiscal year end June 30, 1998 and $467,500 in the following year. The company is now current with this obligation.

NETWORK HOLDINGS INTERNATIONAL, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------

ACCRUED EXPENSES

As a result of the Company's lack of liquidity in April 1997, the Company became delinquent in payment for product returned by Independent Representatives for refund. As of March 31, 1998 (unaudited) and December 31, 1997 (unaudited), the Company had recorded a reserve in the amount of $1,454,054 and $1,588,872, respectively.

LITIGATION

The Company and its subsidiary are involved in legal proceedings, claims, litigation, and governmental investigations arising in the ordinary course of business and covering a wide range of matters. There exists a reasonable possibility that the company will not prevail in an unknown number of these cases and, as a result, the Company's consolidated operating results and cash flows for the period in which such determination occurs could be materially affected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW OF PRESENTATION.

     Network Holdings International, Inc., a Delaware corporation (the "Company"), formerly known as Travel Max International, Inc. ("TMax Utah"), a Utah corporation, together with its wholly-owned subsidiary, TravelMax International, Inc., a California corporation ("TMax California"), (collectively, the "Company"), is principally a provider of travel agent services through its network of independent representatives ("IRs"), many of whom are independent travel agents ("ITAs"). The Company's IRs, who are independent contractors, earn commissions by selling travel services and travel and leisure products to retail consumers or to other IRs. IRs may also develop their own IR organizations (sometimes referred to as "downlines") by sponsoring other IRs to sell travel services and products in any market where the Company operates. In addition, the Company markets tutorials and promotional merchandise designed to enable IRs to build their own referral travel agent business.

     The Company began operations in July, 1995 under its prior management. On April 14, 1997, the Company ceased operations for 14 days as a result of a lack of sufficient funds to continue operations at that time.

     On April 24, 1997, the Company entered into the Management Agreement whereby two of the former officers and directors resigned. As a part of this agreement, Messrs. Douglas R. Baetz and Glenn M. Gallant (the "Principal Shareholders") agreed to accept election to the Board of Directors and provide a source of financing in order to mitigate the Company's working capital deficiencies. In consideration for these acts and the aggregate sum of $10.00, on July 22, 1997, the Company issued an aggregate of 25,863,354 shares of Common Stock to the Principal Shareholders, equal to 70.8% of the total issued and outstanding shares at that date.

     Since the assumption of control of the Company by the Principal Shareholders in April, 1997, the Company has continued to generate regular and substantial losses, and revenues have substantially contracted. Further, the Company has reduced its staffing level and, therefore, its payroll expense, operating costs and overhead since the recommencement of operations in April, 1997. No assurance can be given when, or whether, the Company will begin to be profitable. Since April, 1997, the Company's cash flow requirements have been met by loans from affiliates of the Principal Shareholders through two (2) credit lines (the "Credit Lines") from Century Financial Group, Inc. ("Century"), an affiliate of the Principal Shareholders. No assurance can be given that this source of financing will continue. Management believes that, as of March 31, 1998, and for the foreseeable future, the Company will be required to finance costs of current levels of operations primarily through the Credit Lines from Century. However, should the Credit Lines not be renewed, the Company's ability to continue operations would be highly questionable. If the Company is not able to generate profits and is unable to continue to obtain financing of its working capital needs, it may have to curtail its operations sharply or cease business altogether.

     As a direct result of the cessation of operations in April, 1997, a significant number of IRs have either become inactive or have terminated their relationship with the Company. In 1998, two key IRs that had remained active were retained by management to regenerate interest in the Company with the Company's existing IRs and one IR became the Company's national director of sales. Additionally, various marketing consultants have been retained to attract new IRs. To date, such efforts have been met with marginal success. Management continues to re-evaluate the corporate structure, commission structure and operating expenses in an attempt to make the Company profitable.

     The Company's current business plan involves a strategy to expand its activities as a provider of network marketing products and travel agent services through the acquisition of additional operations and the marketing of additional products related to the Company's business plan and the attraction of additional IRs to market the Company's products and services. The market for such acquisition prospects is highly competitive, and management expects that other potential acquirers will have significantly greater capital than the Company. The Company has suffered recurring losses and had a working capital deficit of $15,105,657 at March 31, 1998. There can be no assurances that the Company will be able to generate revenues sufficient to develop sufficient positive cash flow or develop additional sources of financing to continue the Company's business plan of growth and expansion.

     One of the Credit Lines provides for a line of credit of up to $11,500,000 at a fixed interest rate of 10% PER ANNUM, with a maturity date of April 21, 1999. The amount advanced under this Credit Line totaled approximately $10,470,000 in principal as of August 31, 1998. The other Credit Line provides for a line of credit of up to $2,000,000 at a fixed interest rate of 10%
PER ANNUM, with a maturity date of December 10, 1998. The amount advanced under this Credit Line was approximately $942,000 in principal, as of August 31, 1998. Each of the Credit Lines is secured by substantially all the assets of the Company.

     During late fiscal 1996 and 1997, the Company experienced an extraordinarily high level of returns of its product for refund. The Company's lack of liquidity led to a backlog of requests for refunds of approximately
$4.7 million, and, in part, to the cessation of operations described above. As a part of the refund process, certain individuals that had purchased their product by credit card contacted the merchant bank processing the credit card purchases to request credits, known as "charge-backs," to their accounts. The volume of such charge-backs reached a level that required the merchant bank to request the Company to reduce the level of the balance of charge backs that had built up. On November 20, 1997, in order to comply with the merchant bank's request, the Company arranged for a loan from BestBank in the amount of $765,000 at 1.0% over Wall Street prime rate with an initial base rate of 8.5% and a maturity date of May 1, 1999, which loan has been guaranteed by the Principal Shareholders. BestBank is an unaffiliated financial institution which engages in numerous business activities with affiliates of the Company. On July 23, 1998, the operations of Best Bank were taken over by the Federal Deposit Insurance Company. As of July 31, 1998, the Company owed approximately $418,000 to Best Bank.

     In August, 1997, the Company filed suit alleging breach of fiduciary duty and fraud against ten of the Company's former stockholders, directors and officers and certain others in the Superior Court of Orange County, California. The Company alleges that the defendants knowingly committed fraud, breached their fiduciary duty, negligently performed their duties, misappropriated funds and failed to repay obligations owing to the Company. The Company is seeking actual damages in excess of $13 million, plus special and punitive damages. One group of defendants has filed a cross-complaint for express indemnity, comparative indemnity and declaratory relief. Another group of defendants has filed a cross-complaint for breach of contract, account stated and common counts for a sum alleged to be in excess of $75,000.

     During the period from 1995 to April, 1997, the Company and TMax California undertook a total of four private offerings of their securities. The Company believes that, as a result of actions by former directors and officers, some of the individuals that invested in these private offerings may have the right to assert claims for rescission. The extent of rescission is unknown at this time. However, it is estimated that such amount may be as much as $3.8 million.

     During 1997, the Company established the TMax International Foundation (the "TMax Foundation") with the intent of making contributions to the TMax Foundation from the sale of products and merchandise by the Company. A judgment by stipulation was entered against the Company on September 8, 1998 in the amount of approximately $246,000 in connection with the operations of the TMax Foundation. See "Legal Proceedings."

     During the period from inception to December, 1997, the Company may have been liable for the withholding and payment of state sales tax on sales of its products. Although there is currently no claim by any state for past due sales taxes, the Company has set up a reserve as of March 31, 1998, in the amount of $2,300,000.

     During the period from 1995 to April, 1997, the Company sold a total of 5,400 tutorials for the provision of charity consultant services, of which nearly one quarter have been returned for refunds. The Company is developing a much more comprehensive tutorial on this subject. The Company could be faced with claims for refunds from most or all of the remaining 3,600 purchasers of the old program, for a total potential liability of $1.7 million. During the nine (9) months ended March 31, 1998, the Company has paid approximately $180,000 in refunds. The Company has set up a reserve of approximately $1,450,000 at March 31, 1998, for potential claims for refund with respect to all Tutorial Products.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997. Sales for the nine-month period ended March 31, 1998 decreased to $1,280,344 from $23,341,881 for the nine-month period ended March 31, 1997. This decrease in sales reflects of the slowdown in sales activity that occurred as a result of the temporary closure of business in April, 1997 and the subsequent contraction in the Company's business.

     Similarly, travel service commission income generated through air, hotel, cruise and tour bookings decreased 23% to $532,343 for the nine-month period ended March 31, 1998 from $690,733 for the nine-month period ended March 31, 1997.

     Gross profit as a percent of sales for the nine-month period ended March 31, 1998 decreased to 83% from 92% for the nine-month period ended March 31, 1997, due primarily to increased product costs.

     Total operating expenses decreased to $4,673,720 for the nine-month period ended March 31, 1998 from $31,538,623 for the nine-month period ended March 31, 1997. The primary components of operating expenses are:
(i) commissions to IRs; (ii) salaries, wages and benefits to officers and employees; (iii) meeting expenses and travel expenses; (iv) office rent and rental of equipment and furniture; and (v) legal expenses.

     Other income and expenses resulted in total other expenses of $646,702 for the nine-month period ended March 31, 1998, as compared to other income of $3,407 for the nine-month period ended March 31, 1997. This increase in expenses was primarily the result of interest payments on the Credit Lines and a note payable.

     As a result of the foregoing, the Company experienced a net loss of $4,252,153 for the nine-month period ended March 31, 1998, as compared to a net loss of $10,089,979 for the nine-month period ended March 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1998, the ratio of current assets to current liabilities was 0.6 to 1 compared to 0.4 to 1 at March 31, 1997.

     Prior to its cessation of operations in April, 1997, the Company had historically financed its operations through the use of working capital. Upon resumption of operations at the end of April, 1997, the Company has almost exclusively relied upon the Credit Lines provided by Century to cover the costs of current operations. At March 31, 1998, the majority of trade payables were delinquent. Prepaid expenses and inventories were $668,651 and are anticipated to be expensed as used in the future. Net property and equipment was $1,352,376 at March 31, 1998. Management believes that without the Credit Line, the Company's ability to continue operations would be highly questionable.

     On October 24, 1997, the Company entered into an agreement to purchase Links Direct, Inc. ("Links Direct"), a company involved in the multilevel marketing of golf related products and travel packages . The Company has not closed the acquisition of Links Direct. However, since October, 1997, Century has advanced loans to finance the current operations of Links Direct. The principal stockholder of Links Direct has filed an action against the Company relating to the Links Direct transaction. See "Legal Proceedings."

     On January 16, 1998, the Company acquired the exclusive rights to the names of the IRs of Jetaway Travel Corporation ("Jetaway"), a multilevel marketing travel business. Consideration for the acquisition of Jetaway's assets consisted of specified amounts of cash and Common Stock payable over an extended period of time. Payment of the cash portion of the purchase price was originally to have been in two installments of $100,000 and $50,000. The first installment was paid at the closing of the transaction out of the Credit Lines. On August 12, 1998, the Company issued 74,766 shares of Common Stock to the former stockholder of Jetaway in place of the second cash installment, and in fulfillment of an additional obligation to issue shares of Common Stock to the seller. The Company issued an additional 49,844 shares of Common Stock pursuant to an employment contract executed in connection with the Jetaway acquisition on January 23, 1998.

     Cash and cash equivalents were $127,887 as of March 31, 1998, as compared to $63,605 as of June 30, 1997.

     As of March 31, 1998, the Company's only long-term borrowing consisted of a loan from an unrelated financial institution in the amount of $35,979.

     As of March 31, 1998, the Company had drawn down on the Credit Lines in the aggregate amount of $8,551,744 as compared to $2,189,711 at June 30, 1997.

     The Company continues to generate losses from operations and does not anticipate achieving profitable operations in the foreseeable future. The Company's current levels of IR compensation and expenses far exceeds current levels of revenues. The Company is dependent on external sources of financing, particularly loans from affiliates of the Principal Shareholders, to finance current levels of operations.

     As noted in the independent certified public accountant's opinion expressed on the Company's financial statements and Note 2 to the audited financial statements, as filed in the Company's Registration Statement on Form 10-SB, the financial statements have been prepared under the assumption that the Company is a going concern. This assumption is subject to numerous objectives that must be achieved, including, but not limited to, the Company's generation of sufficient cash flow to meet its obligations on a timely basis, retention of its current financing, securing additional financing and, ultimately, the attainment of profitability. However, there can be no assurances that the Company will continue to receive financing from the Principal Shareholders or other sources to support business operations or that the Company will ever achieve profitable operations. To the extent that additional capital is raised through the sale of additional securities of the Company, the issuance of such securities could result in substantial dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially because of liabilities, currently known or unknown, including certain liabilities to judgment creditors, governmental agencies or refund claims arising from operations conducted by prior management, as well as the level of working capital required to sustain the Company's planned growth, litigation, operating results and other factors. In the event that the Company experiences the need for additional capital, and is not able to generate capital from external financing sources or from future operations, management may be required to modify, suspend or discontinue the business plan and operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS NO. 128), "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present specified disclosure of basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share based on the dilutive impacts of outstanding stock options or other convertible securities. There was no material difference between reported earnings per share and diluted earnings per share for the periods presented in the Company's financial statements.

     FASB recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS
No. 130 requires that items of comprehensive income be classified separately in the financial statements. SFAS No. 130 also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. SFAS No. 130 is not anticipated to have a material effect on the Company's financial position or results of operations.

     FASB recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required to be applied to interim financial statements in the initial segments being reported. Generally, financial information will be required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
SFAS No. 131 is not anticipated to have any effect on the Company's financial position or results of operations.

                             PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     LINKS DIRECT. On August 13, 1998, Links Direct filed a complaint against the Company in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. 98-013075-CA-25). The complaint is premised upon an alleged breach by the Company of a Share Purchase Agreement entered into between the Company and Links Direct in October, 1997. Pursuant to the Share Purchase Agreement, the Company had agreed to purchase all the issued and outstanding shares of capital stock of Links Direct, contingent upon the satisfactory completion of a review and examination of the business and affairs of Links Direct and to assume all liabilities and obligations of Links Direct. Links Direct specifically warranted that it had auditable books and records.
The agreed upon purchase price was that number of shares of Common Stock, which, at the time of closing would have a market value equal to the total investment in Links Direct made by its principal.

     Due diligence efforts have been ongoing and, to date, the transaction has not closed. Links Direct has asserted three claims against the Company:
(1) breach of contract, (2) breach of covenant of good faith and fair dealing, and (3) action for specific performance. Links Direct contends that, by failing to close the transaction, the Company has breached the agreement and seeks an order requiring specific performance of the agreement. The Company has answered and asserted affirmative defenses and, in addition, has asserted a counterclaim against Links Direct. The counterclaim includes claims for (1) fraud and deceit, (2) breach of contract, (3) breach of duty of good faith and fair dealing, and (4) rescission. The Company has taken the position that Links Direct did not have auditable books and records, as represented, and that the extent of Links Direct's liabilities was misrepresented in order to induce the Company to enter into the agreement. The court has denied Links Direct's motion to dismiss the counterclaim.

     The discovery phase of the litigation has just commenced. The Company intends to defend the action and to pursue the claims set forth in the counterclaim vigorously. There can be no assurances as to the resolution of this matter.

     TMax FOUNDATION. On September 8, 1998, the Superior Court of the State of California for the County of Los Angeles entered a judgment upon stipulation against the Company, TMax California and the TMax Foundation (the "Foundation"). The judgment provides that the Company and TMax California shall pay to certain tax-exempt charitable organizations the aggregate sum of $245,695.55, payable in ten (10) monthly installments of $24,695.55 each, commencing on September 5, 1998, and, thereafter, on the fifth day of each of the succeeding nine (9) months. The judgment also provides that the Foundation will wind up and dissolve within 60 days form the date of entry of the judgment. The Company was also permanently enjoined from offering goods and services for sale to the public upon the representation that donations will be made from the proceeds of such a sale to a charitable organization or charitable purpose, or from acting in any respect as a commercial fund raiser for charitable purposes, without complying with requirements of applicable law.

     IKON OFFICE SOLUTIONS. On June 18, 1998, IKON Office Solutions ("IKON") filed a verified complaint in the Superior Court of California for the County of Orange (Case No. 795718) against the Company. The Complaint alleges a cause of action for breach of contract with respect to a lease agreement for copier and fax machines. The Complaint seeks damages of approximately $760,000. The Complaint also alleges a cause of action related to the loss of other equipment belonging to IKON while in the possession of the Company, and seeks damages of approximately $4,200. The Company is defending this action and attempting to negotiate a settlement of this action. There can be no assurances as to the resolution of this matter.

     NOVUS SERVICES. On August 6, 1998, NOVUS Services ("NOVUS") filed a complaint in the Superior Court of California for the County of Orange (Case
No. 797873) against the Company. The Complaint alleges a cause of action for breach of contract for failure to reimburse NOVUS for certain goods, services and merchandise with respect to the Company's account with NOVUS. The Complaint seeks damages in the amount of approximately $107,000. The Company is defending this action. There can be no assurances as to the resolution of this matter.

ITEM 2.  CHANGES IN SECURITIES.

     On January 23, 1998, the Company issued 49,844 shares of Common Stock pursuant to exemption from registration under Section 4(2) of the Securities Act in connection with an employment agreement entered into with respect to the closing of the acquisition of Jetaway.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's stockholders did not adopt any resolutions at a meeting or by written consent during the quarter ended March 31, 1998.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.


                         DOCUMENTS INCORPORATED BY REFERENCE

     The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.

                                      SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETWORK HOLDINGS INTERNATIONAL, INC.


     Dated: October 8, 1998              By: /s/ James C. Healy
                                            -----------------------
                                            James C. Healy
                                            Executive Vice President